Form 10-K
period 1998-12-31
SAXON ASSET SECURITIES TRUST 1998-1
filed 1999-03-31
CIK 1059069

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number  333-04127-05

                       Saxon Asset Securities Trust 1998-1
             Mortgage Loan Asset Backed Certificates, Series 1998-1

             (Exact name of registrant as specified in its charter)

         Virginia                                              52-1785164
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

                    4880 Cox Road, Glen Allen, Virginia 23060
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code : (804) 967-7400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Documents incorporated by reference:  None

                      SAXON ASSET SECURITIES TRUST 1998-1
                               TABLE OF CONTENTS

PART I

Item  1. Business

Item  2. Properties

Item  3. Legal Proceedings

Item  4. Submission of Matters to a Vote of Security Holders

PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters

Item  6. Selected Financial Data

Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Item  8. Financial Statements and Supplementary Data

Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Managemen

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports

SIGNATURE

Supplemental Information to be Furnished with Reports Filed Pursuant to Section
  15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

INDEX TO EXHIBITS

This Annual Report on Form 10-K is filed in accordance with a letter dated March 13, 1997 sent to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Commission") requesting that the Commission enter an order pursuant to Section 12(h) of the Securities Exchange Act of 1934 (the "Exchange Act"), granting exemption for the Trust from the reporting requirements of Section 13 and 15(d), or issue a no action letter to like effect. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

PART I

Item 1.   Business

          Omitted.

Item 2.  Properties

          Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Trust does not issue stock.

     As of December 31, 1998, the number of holders of each Class of Offered Certificates was as follows:

          AF-1      3
          AF-2      6
          AF-3      12
          AF-4      1
          AF-5      4
          AF-6      2
          MF-1      3
          MF-2      1
          BF-1      1
          AV-1      1
          AV-2      4
          MV-1      1
          MV-2      1
          BV-1      1

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

          Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

          Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following entities own more than 5% of the specified Class of Certificates. These positions are held through the Depository Trust Company. The Master Servicer has not been advised that any such DTC participants are beneficial owners.

     Class  AF-1    Chase Manhattan Bank
                    Republic National Bank of NY
     Class  AF-2    American Express Trust Company
                    First Union National Bank
                    The Northern Trust Company
     Class  AF-3    American Express Trust Company
                    Bankers Trust Company
                    Chase Manhattan Bank
                    First Union National Bank
                    State Street Bank & Trust Company
     Class  AF-4    Citibank, N.A.
     Class  AF-5    Chase Manhattan Bank
                    First Union National Bank
                    State Street Bank & Trust Company
                    The Fifth Third Bank
     Class  AF-6    The Bank of New York
                    State Street Bank & Trust Company
     Class  MF-1    The Bank of New York
                    J.P. Morgan Securities Inc.
                    The Northern Trust Company
     Class  MF-2    UMB Bank, N.A.
     Class  BF-1    The Northern Trust Company
     Class  AV-1    State Street Bank & Trust Company
     Class  AV-2    Bankers Trust Company
                    Boston Safe Deposit & Trust Company
                    Chase Manhattan Bank
                    Citibank, N.A.
     Class  MV-1    NBD Bank
     Class  MV-2    Bankers Trust Company
     Class  BV-1    Bankers Trust Company


Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Listed below are the documents filed as a part of this report:

         Exhibit Number
         --------------
          99.1      Annual Statement of Compliance by Master Servicer
          99.2      Annual Certificate of Compliance
          99.3      Annual Statement of Independent Accountants
          99.4      Annual Compilation of Selected Financial Information

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 1998.

      Current Reports on Form 8-K, dated October 27, 1998, November 25, 1998 and December 28, 1998 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were
      Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Saxon Asset Securities Trust 1998-1
                                       Mortgage Loan Asset Backed Certificates
                                       1998-1


Date:  March 31, 1999           By:   /s/ Bradley D. Adams
                                      ---------------
                                      Bradley D. Adams
                                      Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                               INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibits                     Page
-------------------------------------------------------------------------------

 99.1  Annual Statement of Compliance by Master Servicer
 99.2  Annual Certificate of Compliance
 99.3  Annual Statement of Independent Accountants
 99.4  Annual Compilation of Selected Financial Information

EXHIBIT 99.1
Annual Statement of Compliance by Master Servicer

     In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exception from SEC reporting requirements, the Trust is to include as an exhibit a copy of the Annual Statement of Compliance required under the Trust Agreement dated February 1, 1998. The Statement of Compliance states that the Master Servicer has received the annual audited financial statements of each servicer. Since the financial statements for one of the servicers will not be received until after March 31, 1999, the Annual Statement of Compliance cannot be filed by Master Servicer by the 10-K filing deadline. Accordingly the Annual statement of Compliance will be filed with the amended 10-K when the financial statements have been received.

EXHIBIT 99.2
Annual Certificate of Compliance


     In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exception from SEC reporting requirements, the Trust is to include as an exhibit a copy of the annual compliance statement of each Servicer. Such statement has not yet been received. Accordingly, the Annual Certificate of Compliance will be filed with an amended 10-K when such statement is received.

EXHIBIT 99.3
Annual Statement of Independent Accountants


     In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exception from SEC reporting requirements, the Trust is to include as an exhibit a copy of the annual Statement of Independents' Aaccountants. Such statement has not yet been received. Accordingly, the Annual Statement of Independent Accountants will be filed with an amended 10-K when such statement is received.

EXHIBIT 99.4

ANNUAL COMPILATION OF SELECTED FINANCIAL INFORMATION
===================================
Saxon Asset Securities Trust 1998-1
===================================

(1) 1998 annual distribution with respect to the holder's Certificates based on original principal amount of $1,000

                                    Principal         Interest          Total           Original

    Total         Class AF-1       48,650,261.68   5,420,310.77  54,070,572.45         118,609,000.00
                  Class AF-2                0.00     683,944.00     683,944.00          12,784,000.00
                  Class AF-3                0.00   3,983,305.00   3,983,305.00          74,108,000.00
                  Class AF-4                0.00   1,047,208.80   1,047,208.80          18,897,000.00
                  Class AF-5                0.00   2,035,311.30   2,035,311.30          34,303,000.00
                  Class AF-6                0.00   1,874,119.70   1,874,119.70          34,493,000.00
                  Class MF-1                0.00   1,215,890.00   1,215,890.00          20,696,000.00
                  Class MF-2                0.00     725,386.10     725,386.10          12,073,000.00
                  Class BF-1                0.00     657,098.00     657,098.00          10,348,000.00
                  Class BF-2                0.00     459,933.30     459,933.30           6,899,000.00
                  Class BF-3                0.00     123,625.00     123,625.00           1,725,000.00
                  Class AV-1       12,745,085.21   2,143,778.82  14,888,864.03          50,000,000.00
                  Class AV-2       18,675,597.26   2,700,892.54  21,376,489.80          64,127,000.00
                  Class MV-1                0.00     519,731.93     519,731.93          10,567,000.00
                  Class MV-2                0.00     429,801.29     429,801.29           8,454,000.00
                  Class BV-1                0.00     232,395.72     232,395.72           4,227,000.00
                  Class BV-2                0.00     203,802.72     203,802.72           2,818,000.00
                  Class BV-3                0.00      40,583.81      40,583.81             705,000.00

    Per $1,000    Class AF-1           410.1734        45.6990       455.8724
                  Class AF-2             0.0000        53.5000        53.5000
                  Class AF-3             0.0000        53.7500        53.7500
                  Class AF-4             0.0000        55.4167        55.4167
                  Class AF-5             0.0000        59.3333        59.3333
                  Class AF-6             0.0000        54.3333        54.3333
                  Class MF-1             0.0000        58.7500        58.7500
                  Class MF-2             0.0000        60.0833        60.0833
                  Class BF-1             0.0000        63.5000        63.5000
                  Class BF-2             0.0000        66.6667        66.6667
                  Class BF-3             0.0000        71.6667        71.6667
                  Class AV-1           254.9017        42.8756       297.7773
                  Class AV-2           291.2283        42.1179       333.3462
                  Class MV-1             0.0000        49.1844        49.1844
                  Class MV-2             0.0000        50.8400        50.8400
                  Class BV-1             0.0000        54.9789        54.9789
                  Class BV-2             0.0000        72.3218        72.3218
                  Class BV-3             0.0000        57.5657        57.5657

                                                                                ------------------------------
                                                                                  Group I         Group II
                                                                                ------------------------------
(2)  Prepayments                                                                 42,177,391.72  29,147,765.35
       Extra Principal Distribution Amount                                              256.74     175,268.87

(3)  Distributions less than the Required Distribution                                     -                -

(4)  Insured Payment                                                                       -                -

(5)  Certificate principal Balance @ 12/31/98

                 Class AF-1        69,958,738.32
                 Class AF-2        12,784,000.00
                 Class AF-3        74,108,000.00
                 Class AF-4        18,897,000.00
                 Class AF-5        34,303,000.00
                 Class AF-6        34,493,000.00
                 Class MF-1        20,696,000.00
                 Class MF-2        12,073,000.00
                 Class BF-1        10,348,000.00
                 Class BF-2         6,899,000.00
                 Class BF-3         1,725,000.00
                 Class AV-1        37,254,914.79
                 Class AV-2        45,451,402.74
                 Class MV-1        10,567,000.00
                 Class MV-2         8,454,000.00
                 Class BV-1         4,227,000.00
                 Class BV-2         2,818,000.00
                 Class BV-3           705,000.00

     Scheduled Principal Balance
        of Each Group at 12/31/98                                               296,284,738.32    109,477,317.53

(6)  Substitution Shortfalls                                                             -                -

(7)  Weighted Average Net Rate of Mortgage Loans                                         9.43%           9.12%

(8)  Largest mortgage loan balance Outstanding                                       665,601.78       874,247.38

(9)  Servicing Fees                                                                1,387,267.71     1,870,613.45
     Master Servicing Fees                                                            81,736.85        32,271.06

(10) Index value for Variable Rate Certificates @ 12/31/98           5.04%

(11) Pass-through rates for Variable Rate Certificates               6.59%

                                      -11-